Form 10-K
period 1996-12-31
ASSET SECUR COR COMM MORT PASS TH CERT SER 1996 D2
filed 1997-03-24
CIK 1012457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 1996

                        Commission File Number  33-49370

                        ASSET SECURITIZATION CORPORATION
             (Exact Name of registrant as specified in its charter)

Delaware                                                              13-3672337
(State or Other Juris-                                          (I.R.S. Employer
diction of Incorporation)                                 Identification Number)


       Two World Financial Center, Building B, New York, New  York  10281
                    (Address of Principal Executive Office)


Registrant's telephone number, including area code:              212-667-9300

Securities registered pursuant to Section 12(b) of the Act:      None.

Securities registered pursuant to Section 12(g) of the Act:      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Disclosure concerning the aggregate market value of Commercial Mortgage Pass Through Certificates held by non-affiliates of the Registrant is not applicable.

Number of shares of common stock outstanding as of December 31, 1996:
Not Applicable.

                               TABLE OF CONTENTS


Part I

Item 1.   Business                                                    1
Item 2.   Properties                                                  1
Item 3.   Legal Proceedings                                           1
Item 4.   Submission of Matters to a Vote of Security Holders         1

Part II

Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters                                    2
Item 6.   Selected Financial Data                                     2
Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    2
Item 8.   Financial Statements and Supplementary Data                 2
Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    2

Part III

Item 10.  Directors and Executive Officers of the Registrant          2
Item 11.  Executive Compensation                                      2
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                             2
Item 13.  Certain Relationships and Related Transactions              2

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                               2

          Signatures                                                  3

          Exhibit Index                                               4

          Exhibits                                                    5

                                     PART I


ITEM 1    BUSINESS

           This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates Series 1996-D2 issued, pursuant to a Pooling and Servicing Agreement, dated as of March 1, 1996 (the "Pooling and Servicing Agreement"), by and among Asset Securitization Corporation (the "Company"), as depositor, Pacific Mutual Life Insurance Company, as servicer and special servicer, LaSalle National Bank, as trustee and ABN AMRO Bank N.V., as fiscal agent.

          Capitalized terms used herein and not defined herein have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

          This Annual Report is being filed by the Servicer, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information reported and contained herein has been supplied to the Servicer by one or more of the Borrowers or other third parties without independent review or investigation by the Servicer. Pursuant to the Pooling and Servicing Agreement, the Servicer is not responsible for the accuracy or completeness of such information.

          The contents of this Annual Report reflect a no action position issued by the Securities and Exchange Commission with respect to certificates issued under the Registrant's Registration Statement on Form S-3 (No. 33-99502).

ITEM 2.   PROPERTIES

          Not applicable.

ITEM 3.   LEGAL PROCEEDINGS

          Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund, the Trustee or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          There was one registered holder of the Certificates as of December 31, 1996. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates were traded.

ITEM  6.  SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

          The information required by Items 10, 11, 12 and 13 is not applicable as the Trust Fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1.   Servicer's Annual Statement of Compliance for the period ended
               12/31/96.

          2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) Current Reports on Form 8-K dated October 17, November 22 and December 17, 1996 were filed during the quarter ended December 31, 1996.

(c) No consent of auditors with respect to the audit reports filed herewith is required.


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.


Date:     March 14, 1997                PACIFIC MUTUAL LIFE INSURANCE COMPANY,
                                        IN ITS CAPACITY AS SERVICER UNDER THE
                                        POOLING AND SERVICING AGREEMENT ON
                                        BEHALF OF ASSET SECURITIZATION
                                        CORPORATION, REGISTRANT



                                        By:  /s/  M.A. Curran
                                                  Vice President


                                        By:  /s/  C.S. Dillion
                                                  Assistant Secretary

                                 EXHIBIT INDEX



Exhibit No.         Description

99.1      Servicer's Annual Statement of Compliance.

99.2 Servicer's Independent Accountant's Report on Servicer's servicing activities.